Form 10-Q
period 1998-06-30
FALCON FUNDING CORP
filed 1998-11-17
CIK 1060530

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          --------------------------

                                   FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      June 30, 1998
                                       ------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------

         Commission File Numbers:  333-55755 and 333-55755-01
                                  ----------------------------

                          FALCON HOLDING GROUP, L.P.
                         FALCON FUNDING CORPORATION*
-------------------------------------------------------------------------------
        (Exact Names of Registrants as Specified in Their Charters)

             Delaware                                      95-4408577
            California                                     95-4681480
---------------------------------------              -----------------------
  (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                    Identification Numbers)

10900 Wilshire Boulevard - 15th Floor
       Los Angeles, California                                90024
---------------------------------------              ------------------------
(Address of Principal Executive Offices)                   (Zip Code)

                                (310) 824-9990
           ----------------------------------------------------
           (Registrants' Telephone Number, Including Area Code)

-------------------------------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes        No  X
                                                    ----      ---

Number of shares of common stock of Falcon Funding Corporation outstanding as of August 10, 1998: 1,000.

* Falcon Funding Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

                        PART I - FINANCIAL INFORMATION

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                  -------------------------------------------
                  -------------------------------------------

                                                                       December 31,        June 30,
                                                                           1997*             1998
                                                                       ------------      -----------
                                                                                         (Unaudited)
                                                                            (Dollars in Thousands)
 ASSETS:
 Cash and cash equivalents                                                $  13,917       $  109,453
 Receivables:
   Trade, less allowance of $825,000 and
     $810,000 for possible losses                                            13,174           11,872
   Affiliates                                                                11,254            8,953
 Other assets                                                                14,576           15,374
 Other investments                                                            1,776              758
 Property, plant and equipment, less accumulated depreciation
   and amortization of $272,551,000 and $289,951,000                        324,559          362,269

 Franchise cost, less accumulated
   amortization of $203,700,000 and $220,779,000                            222,281          210,205

 Goodwill, less accumulated amortization
   of $18,531,000 and $21,587,000                                            66,879           69,910

 Customer lists and other intangible costs, less
   accumulated amortization of $25,517,000 and $34,003,000                   59,808           82,558

 Deferred loan costs, less accumulated amortization
   of $7,144,000 and $2,667,000                                              12,134           24,303
                                                                         ----------       ----------
                                                                         $  740,358       $  895,655
                                                                         ----------       ----------
                                                                         ----------       ----------

                LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES:
  Notes payable                                                          $  911,221     $  1,132,494
  Accounts payable                                                            9,169            8,568
  Accrued expenses                                                           52,789           56,711
  Customer deposits and prepayments                                           1,452            1,794
  Deferred income taxes                                                       7,553            5,399
  Minority interest                                                             354              420
  Equity in losses of affiliated partnerships in
   excess of investment                                                       3,202            3,268
                                                                         ----------       ----------
TOTAL LIABILITIES                                                           985,740        1,208,654
                                                                         ----------       ----------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PARTNERS' EQUITY                                                 171,373          171,373
                                                                         ----------       ----------

PARTNERS' DEFICIT:
  General partner                                                           (13,200)         (13,876)
  Limited partners                                                         (403,555)        (470,496)
                                                                         ----------       ----------
TOTAL PARTNERS' DEFICIT                                                    (416,755)        (484,372)
                                                                         ----------       ----------
                                                                         $  740,358       $  895,655
                                                                         ----------       ----------
                                                                         ----------       ----------

              *As presented in the audited financial statements.
    See accompanying notes to condensed consolidated financial statements.

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                ------------------------------------------------
                ------------------------------------------------


                                                               Unaudited
                                                        ------------------------
                                                           Three months ended
                                                                 June 30,
                                                        ------------------------
                                                            1997          1998
                                                        ---------      ---------
                                                          (Dollars in Thousands)

REVENUES                                                $  63,983      $  68,775
                                                        ---------      ---------
EXPENSES:
 Service costs                                             18,687         20,492
 General and administrative expenses                       11,728         12,838
 Depreciation and amortization                             28,840         32,927
                                                        ---------      ---------

    Total expenses                                         59,255         66,257
                                                        ---------      ---------

    Operating income                                        4,728          2,518

OTHER INCOME (EXPENSE):
 Interest expense, net                                    (18,937)       (24,212)
 Equity in net income (loss) of investee partnerships          42            (18)
 Other expense, net                                           (37)           (50)
 Income tax benefit                                           556          1,466
                                                        ---------      ---------

Net loss before extraordinary items                       (13,648)       (20,296)

Extraordinary items                                          -           (28,412)
                                                        ---------      ---------

NET LOSS                                               $  (13,648)    $  (48,708)
                                                        ---------      ---------
                                                        ---------      ---------

    See accompanying notes to condensed consolidated financial statements.

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                ------------------------------------------------
                ------------------------------------------------


                                                               Unaudited
                                                        ------------------------
                                                            Six months ended
                                                                 June 30,
                                                        ------------------------
                                                            1997          1998
                                                        ---------      ---------
                                                          (Dollars in Thousands)

REVENUES                                               $  127,967     $  133,332
                                                       ----------     ----------

EXPENSES:
 Service costs                                             36,982         40,057
 General and administrative expenses                       22,907         24,516
 Depreciation and amortization                             58,633         64,006
                                                       ----------     ----------

   Total expenses                                         118,522        128,579
                                                       ----------     ----------

   Operating income                                         9,445          4,753

OTHER INCOME (EXPENSE):
 Interest expense, net                                    (39,321)       (44,699)
 Equity in net loss of investee partnerships                  (29)          (266)
 Other expense, net                                          (200)          (824)
 Income tax benefit                                         1,122          1,831
                                                       ----------     ----------

Net loss before extraordinary items                       (28,983)       (39,205)

Extraordinary items                                          -           (28,412)
                                                       ----------     ----------

NET LOSS                                               $  (28,983)    $  (67,617)
                                                       ----------     ----------
                                                       ----------     ----------


    See accompanying notes to condensed consolidated financial statements.

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                ------------------------------------------------
                ------------------------------------------------


                                                               Unaudited
                                                        ------------------------
                                                             Six months ended
                                                                 June 30,
                                                        ------------------------
                                                            1997        1998
                                                        ---------    -----------
                                                          (Dollars in Thousands)

Net cash provided by operating activities               $  39,748    $    13,558
                                                        ---------    -----------

Cash flows from investing activities:
 Acquisition of cable television systems                        -        (76,789)
 Capital expenditures                                     (27,624)       (38,609)
 Increase in intangible assets                               (819)        (1,102)
 Other                                                         27          1,065
                                                        ---------    -----------

    Net cash used in investing activities                 (28,416)      (115,435)
                                                        ---------    -----------

Cash flows from financing activities:
 Borrowings from notes payable                             11,500      1,445,957
 Repayment of debt                                        (25,856)    (1,224,683)
 Deferred loan costs                                           (2)       (23,944)
 Other                                                        192             83
                                                        ---------    -----------

    Net cash provided by (used in)
     financing activities                                 (14,166)       197,413
                                                        ---------    -----------

Net increase (decrease) in cash
   and cash equivalents                                    (2,834)        95,536

Cash and cash equivalents
   at beginning of period                                  13,633         13,917
                                                        ---------    -----------

Cash and cash equivalents
   at end of period                                     $  10,799    $   109,453
                                                        ---------    -----------
                                                        ---------    -----------

See accompanying notes to condensed consolidated financial statements.

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  -------------------------------------------
                  -------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

     Falcon Holding Group, L.P., a Delaware limited partnership (the "Partnership" or "FHGLP"), owns and operates cable television systems serving small to medium-sized communities and the suburbs of certain cities in 23 states (the "Owned Systems"). The Partnership also controls, holds varying equity interests in and manages certain other cable television systems for a fee (the "Affiliated Systems" and, together with the Owned Systems, the "Systems"). The Affiliated Systems operate cable television systems in 14 states. FHGLP is a limited partnership, the sole general partner of which is Falcon Holding Group, Inc., a California corporation ("FHGI").

     The condensed consolidated financial statements include the consolidated accounts of FHGLP, its subsidiary cable television operating partnerships and corporations (the "Owned Subsidiaries") and those operating partnerships' general partners which are owned by FHGLP. The condensed consolidated financial statements also include the accounts of Enstar Communications Corporation ("ECC"), a wholly-owned subsidiary of one of the operating partnerships, which is the general partner of the 15 limited partnerships operating under the name "Enstar" (the "Enstar Partnerships"), which are Affiliated Systems. The ECC ownership interests in the Enstar Partnerships range from 0.5% to 1.0%.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

     The interim financial statements for the three and six months ended June 30, 1998 and 1997 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of results for the entire year. In addition, all references to the TCI Transaction, including certain defined terms, can be found in the Partnership's latest Annual Report on Form 10-K and are not repeated or redefined in this Report on Form 10-Q.

NOTE 3 - ACQUISITION

     In March 1998, the Partnership paid to Falcon Classic Cable Income Properties, L.P. ("Falcon Classic") $76.8 million (including $1.1 million of interest as required by an agreement settling certain litigation arising from the acquisition by the Partnership of the assets of Falcon Classic) in order to purchase substantially all of the assets of Falcon Classic, other than the cable television system serving the City of Somerset, Kentucky. The Partnership also paid approximately $1.2 million to the settlement fund established in connection with the settlement of the above-referenced litigation, $500,000 of which was reimbursed by insurance on May 1, 1998. The acquisition of the City of Somerset assets occurred on July 16, 1998. The Partnership paid an additional $6.6 million (including $300,000 of interest as required by the agreement settling the above-referenced litigation) in order to purchase the City of Somerset assets. Falcon Classic had

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  -------------------------------------------
                  -------------------------------------------

NOTE 3 - ACQUISITION (CONTINUED)

revenue of approximately $32.1 million for the year ended December 31, 1997, including approximately $1.5 million from the City of Somerset.

NOTE 4 - NOTES PAYABLE

     On April 3, 1998, the Partnership and its wholly-owned subsidiary, Falcon Funding Corporation ("FFC" and, collectively with the Partnership, the "Issuers"), consummated the issuance of $375,000,000 aggregate principal amount of 8.375% Senior Debentures due 2010 (the "Senior Debentures") and $435,250,000 aggregate principal amount at maturity of 9.285% Senior Discount Debentures due 2010 (the "Senior Discount Debentures" and, collectively with the Senior Debentures, the "Debentures") in a private placement exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). FFC is a wholly owned subsidiary of FHGLP and was incorporated solely for the purpose of serving as a co-issuer of the Debentures. FFC does not have any material operations or assets and will not have any revenues. The Issuers are obligated to consummate an offer to exchange, pursuant to an effective registration statement under the Securities Act, the Debentures for debentures with terms identical to the corresponding Debentures, or to cause resales of the Debentures to be registered under the Securities Act pursuant to a shelf registration statement. The Issuers filed the registration statement with the Securities and Exchange Commission (the "SEC") on June 2, 1998 to register debentures (the "Exchange Debentures") to be exchanged for the Debentures (the "Exchange Offer"). The form and terms of the Exchange Debentures are the same as the corresponding Debentures except that the Exchange Debentures will be registered under the Securities Act and, therefore, will not bear legends restricting their transfer and that the holders of Exchange Debentures will not be entitled to certain registration rights. The SEC declared the registration statement effective on August 6, 1998, and the Issuers commenced the Exchange Offer promptly thereafter.

     The Senior Debentures were issued at a price of 99.732% of their principal amount, for total gross proceeds to the Issuers of approximately $374 million. The Senior Discount Debentures were issued at a price of 63.329% per $1,000 aggregate principal amount at maturity, for total gross proceeds to the Issuers of approximately $275.6 million, and will accrete to stated value at an annual rate of 9.285% until April 15, 2003. After giving effect to offering discounts, commissions and estimated expenses of the offering, the sale of the Debentures (representing aggregate indebtedness of approximately $650.6 million as of the date of issuance) generated net proceeds to the Issuers of approximately $631 million. The Partnership used substantially all the net proceeds from the sale of the Debentures to repay outstanding bank indebtedness.

     On May 19, 1998, the Partnership repurchased approximately $247.8 million aggregate principal amount of its 11% Senior Subordinated Notes due 2003 (the "Notes") for an aggregate purchase price of $270.3 million pursuant to a fixed spread tender offer for all outstanding Notes. The Notes tendered represent approximately 88% of the Notes previously outstanding.

     In conjunction with the tender offer, the Partnership also obtained the requisite consents to certain amendments to the indenture governing the Notes (the "Notes Indenture"). Holders who tendered Notes in

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  -------------------------------------------
                  -------------------------------------------


NOTE 4 - NOTES PAYABLE (CONTINUED)

the tender offer were obligated to consent to the proposed amendments, which were effectuated by a supplemental indenture to the Notes Indenture, which became effective on May 19, 1998.

     The approximate $34.4 million of Notes not validly tendered and repurchased in the tender offer will be redeemed by FHGLP prior to October 15, 1998 in accordance with the Notes Indenture. Under the Notes Indenture, the Partnership has the right to redeem all or a portion of the Notes on or after September 15, 1998 at 105.5% of the outstanding principal amount, plus accrued interest to the redemption date. The Partnership has notified the trustee under the Notes Indenture of its intent to repurchase the remaining outstanding Notes on September 15, 1998 and has requested that the trustee mail notice of the redemption in accordance with the terms of the Notes Indenture.

     On June 30, 1998, the Partnership entered into a new $1.5 billion senior credit facility (the "New Credit Facility"). The borrowers under the New Credit Facility are: until the closing of the TCI Transaction, the Owned Subsidiaries; immediately prior to the closing of the TCI Transaction, Falcon Video with respect to a portion of the committed revolving credit facility; and after the closing of the TCI Transaction, New Falcon II. The Restricted Companies under the New Credit Facility are: until the closing of the TCI Transaction, each of the Partnership's subsidiaries (but not including the Partnership itself, New Falcon, certain subsidiaries designated as Excluded Companies from time to time, Falcon Video and Falcon Video Communications Investors, L.P.), and after the closing of the TCI Transaction, New Falcon II and each of its subsidiaries (excluding certain subsidiaries designated as Excluded Companies from time to time and excluding Falcon Video and Video Investors until the existing senior indebtedness of Falcon Video has been discharged). The New Credit Facility consists of three committed facilities (one revolver and two term loans) and one uncommitted $350 million supplemental credit facility (the terms of which will be negotiated at the time the Partnership makes a request to draw on such facility). Facility A is a $650 million revolving credit facility maturing December 29, 2006; Facility B is a $200 million term loan maturing June 29, 2007; and Facility C is a $300 million term loan maturing December 31, 2007. All of Facility C and approximately $126 million of Facility B were funded at closing, and the approximately $329 million debt outstanding under the Amended and Restated Credit Agreement was repaid. The remainder of Facility B, together with required amounts from Facility A, will be funded at the closing of the pending TCI Transaction (see discussion in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997). Until then, the Partnership will have an excess cash balance of approximately $90 million (after payment of approximately $4.5 million in fees and expenses related to the New Credit Facility).

NOTE 5 - EXTRAORDINARY ITEMS

     The Partnership incurred $17.9 million in fees and expenses in connection with the repurchase of the Notes on May 19, 1998 and wrote-off $10.5 million of deferred loan costs related to the Notes and to extinguishment of debt outstanding under the Amended and Restated Credit Agreement.

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of cable programming service tier ("CPST") rates will be terminated altogether on March 31, 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, the Partnership expects Congress and the FCC to explore additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 termination of CPST rate regulation. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

     This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, pending business combination and acquisition transactions, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 and the other periodic reports filed by the Partnership with the Securities and Exchange Commission from time to time for additional information regarding such matters and the effect thereof on the Partnership's business.

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES


RESULTS OF OPERATIONS

     The Partnership's revenues increased from $64 million to $68.8 million, or by 7.5%, and from $128 million to $133.3 million, or by 4.2%, for the three and six months ended June 30, 1998 compared to the corresponding periods in 1997. Of the $4.8 million net increase in revenues for the three months ended June 30, 1998 as compared to the corresponding period in 1997, $4.7 million was due to the acquisition in March 1998 of the Falcon Classic assets as discussed in Note 3 to the condensed consolidated financial statements and $368,000 was due to increases in cable service revenues.
These increases were partially offset by a $310,000 decrease in management fees. The $368,000 increase in cable service revenues was caused principally by increases of $924,000 related to increases in regulated service rates implemented during 1997 and 1998; $941,000 related to increases in other cable service revenues and $848,000 related to increases in unregulated service rates implemented during 1997. These increases were partially offset by decreases of $1.3 million due to reductions in the number of regulated subscriptions for cable service and $1.0 million due to reductions in the number of premium subscriptions for cable service. Of the $5.3 million net increase in revenues for the six months ended June 30, 1998 compared to the corresponding period in 1997, $6 million was due to the acquisition of the Falcon Classic assets. These increases were partially offset by a $740,000 decrease in management fees. Cable service revenues increased principally due to $2.3 million related to increases in regulated service rates implemented during 1997 and 1998, $1.6 million related to increases in unregulated service rates implemented during 1997 and $1.0 million related to increases in other cable service revenues. These increases were substantially offset by decreases of $2.8 million due to reductions in the number of regulated subscriptions for cable service and $2 million due to reductions in the number of premium subscriptions for cable service. As of June 30, 1998, the Owned Systems had approximately 636,000 basic subscribers and 164,000 premium service units.

     Management and consulting fees earned by the Partnership decreased from $1.3 million to $1.0 million and from $2.8 million to $2 million for the three and six months ended June 30, 1998 compared to the corresponding periods in 1997 primarily due to the March 1998 sale of the Falcon Classic assets to the Partnership and to the one-time receipt by the Partnership during the three months ended March 31, 1997 of previously deferred fees from Falcon Classic.

     Service costs increased from $18.7 million to $20.5 million, or by 9.7%, and from $37 million to $40.1 million, or by 8.3%, for the three and six months ended June 30, 1998 compared to the corresponding periods in 1997. Service costs represent costs directly attributable to providing cable services to customers. The $1.8 million and $3.1 million increases in service costs for the three and six months ended June 30, 1998 compared to the corresponding periods in 1997 were primarily caused by increases in programming fees paid to program suppliers (including primary satellite fees), $1.3 million and $1.8 million of which was attributable to the acquisition of the Falcon Classic assets.

     General and administrative expenses increased from $11.7 million to $12.8 million, or by 9.5%, and from $22.9 million to $24.5 million, or by 7%, for the three and six months ended June 30, 1998 compared to the corresponding periods in 1997. The $1.1 million and $1.6 million increases for the three and six months ended June 30, 1998 compared to the corresponding periods in 1997 related primarily to increases in marketing expenses, $878,000 and $1.1 million of which related to the acquisition of the Falcon Classic assets.

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

     Depreciation and amortization expense increased from $28.8 million to $32.9 million, or by 14.2%, and from $58.6 million to $64 million, or by 9.2%, for the three and six months ended June 30, 1998 compared to the corresponding periods in 1997. The $4.1 million and $5.4 million increases in depreciation and amortization expense were primarily due to the acquisition of the Falcon Classic assets.

     Operating income decreased from $4.7 million to $2.5 million, or by 46.7%, and from $9.4 million to $4.7 million, or by 49.7%, for the three and six months ended June 30, 1998 compared to the corresponding periods in 1997. The $2.2 million and $4.7 million decreases were principally due to increases in depreciation and amortization expense as discussed above.

     Interest expense, net, including the effects of interest rate hedging agreements, increased from $18.9 million to $24.2 million, or by 27.9%, and from $39.3 million to $44.7 million, or by 13.7%, for the three and six months ended June 30, 1998 compared to the corresponding periods in 1997.
The increases were primarily due to higher average debt balances outstanding (as discussed in Note 4 to condensed consolidated financial statements) and to higher average interest rates (9.4% and 9.1% during the three and six months ended June 30, 1998 compared to 8.5% and 8.8% during the corresponding periods in 1997). Due to the Partnership electing to pay interest expense on the Notes in cash on March 15, 1998, there was no payment-in-kind interest expense (in which interest payment requirements are met by an increase in the principal amount of the notes) associated with the Notes for the three and six months ended June 30, 1998 compared to $7.4 million and $14.4 million of payment-in-kind interest expense for the corresponding periods in 1997. Payment-in-kind interest expense associated with the Senior Discount Debentures issued on April 3, 1998 amounted to $6.2 million. Interest rate hedging agreements resulted in additional interest expense of $162,000 and $215,000 during the three and six months ended June 30, 1998 compared to additional interest expense of $98,000 and $348,000 during the corresponding periods in 1997.

     Other expense, net, increased from $37,000 to $50,000 and from $200,000 to $824,000 for the three and six months ended June 30, 1998 compared to the corresponding periods in 1997. The $624,000 increase for the six months ended June 30, 1998 was primarily related to casualty losses recorded during 1998 as a result of property damage caused by a storm.

     The Partnership recorded extraordinary items of $28.4 million during the three months ended June 30, 1998, $17.9 million of which related to costs associated with the repurchase of the Notes tendered on May 19, 1998 and $10.5 million related to the write-off of deferred loan costs associated with the Notes and with previously issued bank debt which was retired on June 30, 1998. (See Note 5 to condensed consolidated financial statements.)

     Due to the factors described above, the Partnership's net loss increased from $13.6 million to $48.7 million, or by 256.9%, and from $29 million to $67.6 million, or by 133.3%, for the three and six months ended June 30, 1998 compared to the corresponding periods in 1997.

     Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas,

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES such as liquidity, operating performance and leverage. In addition, the covenants in the primary debt instruments of FHGLP use EBITDA-derived calculations as a measure of financial performance. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of the Partnership's financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the Partnership's definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 52.5% to 51.5% and from 53.2% to 51.6% for the three and six months ended June 30, 1998 compared to the corresponding periods in 1997. The decrease was primarily caused by increases in programming costs and marketing expenses in excess of revenue increases, as described above. EBITDA increased from $33.6 million to $35.5 million, or by 5.6%, and from $68.1 million to $68.8 million, or by 1.0%.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Partnership's primary need for capital has been to acquire cable systems and to finance plant extensions, rebuilds and upgrades, and to add addressable converters to certain of the Owned Systems. The Partnership spent $76.3 million during 1997 on capital expenditures. In addition to the purchase of substantially all of the Falcon Classic assets (except for the cable system serving the City of Somerset, Kentucky) in March 1998 for $76.8 million and the subsequent July 1998 purchase of Falcon Classic's City of Somerset system for approximately $6.6 million, management's current plan calls for the expenditure of approximately $101 million in capital expenditures in 1998, including approximately $68.2 million to rebuild and upgrade certain of the Owned Systems. The Partnership plans to finance capital expenditures with cash flow from operations and borrowings under the New Credit Facility, subject to its ability to remain in compliance with certain covenants of the New Credit Facility and the Indenture for the Debentures. The Partnership's proposed spending plans (including its plans for 1998) are frequently reviewed and revised with respect to changes in technology, acceptable leverage parameters (including those specified in its debt agreements), franchise requirements, competitive circumstances and other factors.

     The New Credit Facility entered into on June 30, 1998 provides for maximum committed available borrowings of $1.15 billion, reducing to $827.5 million at December 31, 2004 (see Note 4 to the condensed consolidated financial statements). As of June 30, 1998, the amount outstanding under the New Credit Facility was $425.8 million and, subject to complying with covenants, the Partnership had available to it additional committed borrowing capacity thereunder (excluding the supplemental credit facility) of approximately $153 million. The New Credit Facility requires that interest be tied to the ratio of consolidated total debt to consolidated annualized cash flow (in each case, as defined therein), and further requires that the Partnership maintain hedging arrangements with respect to at least 50% of the outstanding borrowings thereunder plus any additional borrowings of the Partnership and New Falcon, including the remaining Notes and the Debentures for a two year period. As of June 30, 1998, borrowings under the New Credit Facility bore interest at an average rate of 9.4% (including the effect of interest rate hedging agreements). The Partnership has entered into fixed interest rate hedging agreements with an aggregate notional amount at June 30, 1998 of $535 million, which exceeds the amount outstanding under the New Credit Facility. This is a temporary situation until the closing of the TCI Transaction increases the

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES outstanding debt, and due to the favorable rates under the hedging agreements, the Partnership's management elected not to terminate any of these agreements. Agreements in effect at June 30, 1998 totaled $510 million, with the remaining $25 million to become effective as certain of the existing contracts mature during the balance of 1998. The agreements serve as a hedge against interest rate fluctuations associated with the Partnership's variable rate debt. These agreements expire at various times through July 2001. In addition to these agreements, the Partnership has one interest rate swap contract with a notional amount of $25 million under which it pays variable LIBOR rates and receives fixed rate payments, and one $25 million interest rate cap contract under which the Partnership pays variable LIBOR rates, subject to a cap of 5.49%. The New Credit Facility also contains various restrictions relating to, among other things, mergers and acquisitions, a change in control and the incurrence of additional indebtedness and also requires compliance with certain financial covenants. The Partnership's management believes that it was in compliance with all such requirements as of June 30, 1998. Management believes that borrowings under the New Credit Facility together with cash flow from operations will be adequate to meet the Partnership's liquidity needs for the foreseeable future.

     On April 3, 1998, as discussed in Note 4 to the condensed consolidated financial statements, the Partnership and FFC consummated offerings of $375 million aggregate principal amount of the Senior Debentures and $435.2 million aggregate principal amount at maturity of the Senior Discount Debentures. FFC is a wholly owned subsidiary of FHGLP and was incorporated solely for the purpose of serving as a co-issuer of the Debentures. FFC does not have any material operations or assets and will not have any revenues. The net proceeds of the Debentures of approximately $631 million were used to repay certain outstanding indebtedness under the Amended and Restated Credit Agreement. Semiannual interest payments with respect to the Senior Debentures will be approximately $15.7 million in the aggregate, commencing on October 15, 1998. No interest on the Senior Discount Debentures will be payable prior to April 15, 2003, unless the Issuers elect to pay cash interest. After April 15, 2003, semiannual interest payments will be approximately $35.9 million in the aggregate. The Partnership anticipates that cash flow from operations and, if necessary, borrowings under the New Credit Facility (or a successor credit facility) will be adequate to meet its interest payment obligations under the Debentures.

     On May 19, 1998, the Partnership repurchased approximately $247.8 million aggregate principal amount of the Notes for an aggregate purchase price of $270.3 million pursuant to a fixed spread tender offer for all outstanding Notes. The Notes tendered represent approximately 88% of the Notes outstanding. The repurchase was funded with borrowings under the Amended and Restated Credit Agreement.

     The approximate $34.4 million of Notes not validly tendered and repurchased in the tender offer will be redeemed by FHGLP prior to October 15, 1998 in accordance with the Notes Indenture. Under the Notes Indenture, FHGLP has the right to redeem all or a portion of the Notes on or after September 15, 1998 at 105.5% of the outstanding principal amount, plus accrued interest to the redemption date. The Partnership has notified the trustee under the Notes Indenture of its intent to repurchase the remaining outstanding Notes on September 15, 1998 and has requested that the trustee mail notice of the redemption in accordance with the terms of the Notes Indenture.

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

     As a result of payment-in-kind interest payments under the Notes, the aggregate principal of the Notes outstanding as of March 31, 1998 had increased to $282.2 million. The Partnership, as permitted by the terms of the Notes Indenture, elected to begin to pay interest payments in cash beginning with the payment due March 15, 1998. In connection with the decision to make interest payments on the Notes in cash and the anticipated redemption of the Notes, the Partnership entered into various interest rate swap agreements with three banks on February 10, 1998 in order to reduce the interest cost. The agreements call for the Partnership to receive payments at 11%; and to make payments at 7.625% for the period September 16, 1997 through September 15, 1998 on a notional principal amount of $282.2 million. The contracts further call for the Partnership to pay at a fixed rate of 7.625% and receive interest at variable LIBOR-based rates for the period September 16, 1998 through September 15, 2003 on a notional principal amount of $297.7 million. Based on the May 19, 1998 tender and the planned September 15, 1998 redemption, the Partnership is considering terminating these agreements.

     The Partnership (i.e., FHGLP) is a separate, stand-alone holding company which employs all of the management personnel for the Systems. All of the Owned Systems are owned by subsidiaries of the Partnership. Accordingly, to fund its operations and to pay its expenses, including interest expense, the Partnership is financially dependent on the receipt of funds from its Owned Subsidiaries, management and consulting fees from domestic cable ventures, and on the reimbursement of specified expenses by certain of the Affiliated Systems. Expected increases in the funding requirements of the Partnership combined with limitations on its sources of cash may create liquidity issues for the Partnership in the future. The New Credit Facility permits the Owned Subsidiaries to remit to FHGLP no more than 4.25% of their net cable revenues in any year. For the six months ended June 30, 1998, the Amended and Restated Credit Agreement permitted the Owned Subsidiaries to remit approximately $5.6 million to FHGLP, and $5.5 million was actually remitted. As a result of the 1998 acquisition of the Falcon Classic assets, the Partnership will no longer receive management fees and reimbursed expenses from Falcon Classic. Receivables from the Affiliated Systems for services and reimbursements described above amounted to approximately $9 million at June 30, 1998, which amount includes $7.1 million of notes receivable from the Enstar Partnerships.

     The Partnership has historically pursued a strategy of seeking to acquire attractive acquisition candidates, with an emphasis on the acquisition of systems which can be integrated with its existing operations. Over the past two years, the Partnership has emphasized the acquisition of Affiliated Systems due to its familiarity with these assets and because, in many cases, these assets were already operationally integrated with Owned Systems located nearby. The Partnership cannot predict whether it will have access to adequate capital in the future to make further acquisitions of cable systems. The Partnership frequently considers opportunities to sell assets that it views as non-strategic.

     The existing FHGLP partnership agreement contains provisions that may require FHGLP to purchase substantially all of the limited partnership interests in FHGLP held by its Group I, Group II and Group III limited partners (constituting approximately 60% of the common equity of FHGLP), at the holders' option. Certain of these interests are mandatorily redeemable at certain dates. Limited partnership interests held by the Group IV limited partner become redeemable at a later date, subject to certain shared liquidity rights. In contemplation of the TCI Transaction, by agreement of the Group I, Group II, Group III and Group IV partners, the dates on which the partners may exercise certain put rights and the dates by which FHGLP is

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES required to redeem certain partnership interests were tolled in accordance with the Contribution Agreement. The new dates are determined by adding to the original date the number of days in the period beginning on December 1, 1997 and ending ninety days after the earlier of December 31, 1998 or the date that the Contribution Agreement is terminated in accordance with its terms. As a result, assuming that the Contribution Agreement is not terminated prior to December 31, 1998, FHGLP may be required to purchase the partnership interests held by the Group I, Group II and Group III partners during the period of January 2000 to October 2000, with the Class C partnership interests held by the Group IV partner becoming mandatorily redeemable in July 2005. If the Contribution Agreement is terminated prior to December 31, 1998, FHGLP may be required to redeem certain partnership interests earlier than the dates set forth above. Subject to certain customary exceptions, the Contribution Agreement may not be terminated without the consent of FHGLP prior to December 31, 1998. The purchase price for such partnership interests (other than Class C partnership interests, which had a liquidation value of $51.4 million at June 30, 1998) will generally be determined through a third party appraisal mechanism, as specified in the existing FHGLP partnership agreement, at the time such interests are redeemed, or through negotiation. The estimated purchase price of such non-preferred partnership interests at June 30, 1998 was approximately $120 million, based on preliminary estimates by management which are subject to change. The purchase price is to be paid in cash or, under certain circumstances, may be paid through the issuance of debt or equity securities. The redemption value of the Class C partnership interests will generally be their liquidation value as determined in accordance with a formula set forth in the existing FHGLP partnership agreement. Certain of the Partnership's debt agreements (including the New Credit Facility) restrict the Partnership's ability to (i) make distributions to fund the purchase of these partnership interests pursuant to the provisions described above, (ii) incur indebtedness or issue debt securities in connection with such purchase or (iii) sell a substantial amount of its assets. The Indenture for the Debentures does not restrict the Partnership's ability to make distributions or to fund the purchase of the limited partnership interests in FHGLP so long as the Partnership is otherwise in compliance with the covenant in the Indenture relating to the incurrence of indebtedness. The obligations of FHGLP to redeem any significant amount of its limited partnership interests would result in a material liquidity demand on FHGLP, and there can be no assurance that FHGLP would be able to raise such funds on terms acceptable to FHGLP, or at all. FHGLP has not identified a source for funding any material redemption obligation at this time. Upon completion of the TCI Transaction, the existing liquidity rights will be terminated and be replaced by certain new liquidity rights provided to the non-management limited partners in the New FHGLP partnership agreement and the New Falcon Partnership Agreement.

     The "Year 2000" issue refers to certain contingencies that could result from computer programs being written using two digits rather than four to define the year. Many existing computer systems, including certain of the Partnership's computer systems, process transactions based on two digits for the year of the transaction (for example, "98" for 1998). These computer systems may not operate effectively when the last two digits become "00," as will occur on January 1, 2000. The Partnership's management has commenced an assessment of the Partnership's Year 2000 business risks and its exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. Based on a preliminary study, the Partnership's management has concluded that certain of the Partnership's information systems were not Year 2000 compliant and has elected to replace such software and hardware with Year 2000 compliant applications and equipment, although the decision to replace major portions of such software and hardware had previously been made without regard to the Year 2000 issue. Replacement costs will be

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES capitalized in accordance with generally accepted accounting principles and amortized over the lives of the assets. Maintenance costs will be expensed as incurred. The Partnership's management expects to install substantially all of the new systems in 1998, with the remaining systems to be installed in the first half of 1999. The total anticipated cost, including replacement software and hardware, is expected to be approximately $1.5 million.

     In addition to evaluating internal systems, the Partnership's management is currently assessing its exposure to risks associated with its operating and revenue generating equipment and has also initiated communications with significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. Management currently expects that the cost to replace non-compliant equipment will be determined during the third quarter of 1998, but estimates that the cost may be $5-6 million. There can be no assurance that the systems of other companies on which the Partnership's systems rely will be timely converted and that the failure to do so would not have an adverse impact on the Partnership's systems. The Partnership's management continues to closely monitor Year 2000 developments with vendors and service suppliers.

     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Cash provided by operating activities (including interest expense and management fee income) decreased from $39.7 million to $13.5 million, or by 65.9%, for the six months ended June 30, 1998 compared to the corresponding period in 1997, a decrease of $26.2 million. The decrease resulted primarily from a net decrease of $18 million in other operating items (receivables, other assets, payables, accrued expenses and subscriber deposits and prepayments) and to an $8.2 million reduction in payment-in-kind interest expense resulting from the fact that in 1997, unlike 1998, the Partnership recorded $14.4 million of payment-in-kind interest expense related to the Notes, offset in 1998 by the recording of $6.2 million of payment-in-kind interest expense related to the Senior Discount Debentures.

     Cash used in investing activities increased from $28.4 million to $115.4 million, or by 306.2%, for the six months ended June 30, 1998 compared to the corresponding period in 1997. The increase was primarily due to the March 1998 acquisition of the Falcon Classic assets for $76.8 million and to an increase in capital expenditures of $11 million.

     Cash from financing activities changed from a $14.2 million use of cash to $197.4 million of cash provided for the six months ended June 30, 1998 compared to the corresponding period in 1997. The change was due primarily to additional borrowings of debt in 1998 related to the New Credit Facility, the acquisition of the Falcon Classic assets and to the increase in capital expenditures. (See Note 4 to condensed consolidated financial statements.)

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES


INFLATION

     Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way, provided that it is able to increase its service rates periodically, of which there can be no assurance, due to the re-regulation of rates charged for certain cable services.

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES


PART II.       OTHER INFORMATION

ITEMS 1-5.     Not applicable.

ITEM 6.        Exhibits and Reports on Form 8-K

               (a)  None.

               (b) Falcon Holding Group, L.P. filed a Form 8-K dated April 3, 1998 reporting under Item 5 that it had issued a press release announcing the consummation of private offering of senior debentures and senior discount debentures.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                   FALCON HOLDING GROUP, L.P.


                                         By:  Falcon Holding Group
                                              General Partner




Date:  August 11, 1998                   By: /s/ Michael K. Menerey
                                             ---------------------------
                                             Michael K. Menerey, Executive
                                             Vice President, Secretary and
                                             Chief Financial Officer


                                   FALCON FUNDING CORPORATION


Date:  August 11, 1998                   By: /s/ Michael K. Menerey
                                             ---------------------------
                                             Michael K. Menerey, Chief
                                             Financial Officer and Secretary